Form 10QSB
period 2000-03-31
LAKSHMI ENTERPRISES INC
filed 2000-05-22
CIK 1097364

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                 [ ] Transition report under section 13 or 15(d)
                              of the Exchange Act.

                            COMMISSION FILE NUMBER 0-27837

                            LAKSHMI ENTERPRISES, INC.
                     --------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                             95-4738432
                    --------                             ----------
         (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

              4275 EXECUTIVE SQUARE SUITE 1100, LA JOLLA, CA 92037
        ----------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (858) 558-8450
                                 --------------
                           (ISSUER'S TELEPHONE NUMBER)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                         YES  X    NO
                             ---      ---

     As of May 8, 2000, there were 2,000,000 shares of Common Stock, $0.001 par value, of the issuer outstanding.

            Transitional Small Business Disclosure Format (check one)

                         YES       NO  X
                             ---      ---

                            LAKSHMI ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

         PART I. FINANCIAL INFORMATION                            PAGE NUMBER

           Item 1. Financial Statements

              BALANCE SHEET AS OF MARCH 31, 2000                       2

              STATEMENT OF OPERATIONS FOR THE THREE
              MONTHS ENDED MARCH 31, 2000 AND FOR THE
              PERIOD FROM MAY 9, 1997 (INCEPTION) TO
              MARCH 31, 2000                                           3

              STATEMENT OF CASH FLOWS FOR THE THREE
              MONTHS ENDED MARCH 31, 2000 AND FOR THE
              PERIOD FROM MAY 9, 1997 (INCEPTION) TO
              MARCH 31, 2000                                           4

              NOTES TO FINANCIAL STATEMENTS                            5-7


           Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     8

         PART II. OTHER INFORMATION

               Item 5. Other Information                              8

               Item 6. Exhibits and Reports filed on Form 8-K         9

                        Signatures                                   10

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements


                     LAKSHMI ENTERPRISES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET


                                    ASSETS

                                                                   March 31,
                                           December 31,              2000
                                                1999              (Unaudited)
                                           ----------------      --------------

TOTAL ASSETS                             $           -         $         -
------------                               ================      ==============




             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
  Loan payable to stockholder            $          7,539      $       15,689
                                           ----------------      --------------

STOCKHOLDERS' DEFICIENCY

  Preferred stock, $0.001 par value,
   8,000,000 shares authorized, none
   issued and outstanding                            -                   -
  Common stock, $0.001 par value,
   100,000,000 shares authorized,
   2,000,000 issued and outstanding                 2,000               2,000
  Additional paid-in capital                       18,010              18,010
  Accumulated deficit during
  development stage                               (27,549)            (35,699)
                                           ----------------      --------------

TOTAL STOCKHOLDERS' DEFICIENCY                     (7,539)            (15,689)
                                           ----------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
------------------------------------
  DEFICIENCY                             $           -         $         -
  ----------                               ================      ==============






          See accompanying notes to financial statements

                     LAKSHMI ENTERPRISES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF OPERATIONS
                            (UNAUDITED)


                                                 MAY 9, 1997
                                                 (INCEPTION)      FOR THE THREE
                                                TO MARCH 31,       MONTHS ENDED
                                                    2000          MARCH 31, 2000
                                                --------------    --------------

REVENUES                                      $         -       $          -
                                                --------------    --------------

EXPENSES

  Accounting fees                                      6,000              2,000
  Bank charges                                           161               -
  Consulting fees                                     13,888               -
  Legal fees                                          10,250              3,000
  Rent                                                 3,900              2,400
  Office supplies                                        750                750
  Stock transfer fee                                     750               -
                                                --------------    --------------

NET LOSS                                      $      (35,699)   $        (8,150)
--------
                                                ==============    ==============

  Net loss per share - basic and diluted      $        (0.03)   $        (0.004)
                                                ==============    ==============

  Weighted average number of shares
   outstanding during the period -
   basic and diluted                               1,352,195          2,000,000
                                                ==============    ==============











          See accompanying notes to financial statements

                     LAKSHMI ENTERPRISES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CASH FLOWS
                            (UNAUDITED)




                                              MAY 9, 1997         FOR THE THREE
                                            (INCEPTION) TO        MONTHS ENDED
                                            MARCH 31, 2000       MARCH 31, 2000
                                           ------------------    ---------------

Cash flows from operating activities
  Net loss                               $          (35,699)   $         (8,150)
  Decrease in accounts receivable                        10                -
                                           ------------------    ---------------
  Net cash used in operating activities             (35,689)             (8,150)

Cash flows from financing activities
  Proceeds from issuance of common
  stock                                              20,000                -
  Loan proceeds from principal
  stockholder                                        15,689               8,150
                                           ------------------    ---------------

  Net cash provided by financing
  activities                                         35,689               8,150
                                           ------------------    ---------------

NET INCREASE IN CASH                                   -                   -

CASH AND CASH EQUIVALENTS - BEGINNING                  -                   -
                                           ------------------    ---------------

CASH AND CASH EQUIVALENTS - ENDING       $             -       $           -
                                           ==================    ===============














          See accompanying notes to financial statements

                     LAKSHMI ENTERPRISES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2000


NOTE  1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (A)Organization and Description of Business

              Lakshmi Enterprises, Inc. (a development stage company) (the "Company") was incorporated in the State of Delaware on May 9, 1997 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination. At March 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and fund raising,

              The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the additional capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

           (B) Basis of Presentation

              The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles, and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

              It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

              In addition, the accompanying financial statements do not include the statement of operations or cash flows for the three months ended March 31, 1999 since the Company was inactive during this period.

              For further information, refer to the financial statements and footnotes included in the Company's Form 10-SB/A for the year ended December 31, 1999.

                     LAKSHMI ENTERPRISES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2000


NOTE  1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (C) Use of Estimates

              In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

           (D) Cash and Cash Equivalents

              For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

           (E) Income Taxes

              The  Company   accounts  for  income  taxes  under  the  Financial
              Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement
              No.109").  Under  Statement  No.  109,  deferred  tax  assets  and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense due to the Company's operating losses. The deferred tax asset of approximately $6,900 arising from the Company's net operating loss carryforward at March 31, 2000 has been fully offset by a valuation allowance.

           (F) Earnings Per Share

              Net loss per common share for the three months ended March 31, 2000 and for the period from May 9, 1997 (inception) to March 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at March 31, 2000.

                     LAKSHMI ENTERPRISES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENTS
                       AS OF MARCH 31, 2000

NOTE  2  LOAN PAYABLE TO PRINCIPAL STOCKHOLDER

           The loan payable to a stockholder is a non-interest-bearing loan payable to PageOne Business Productions, LLC. The amount is due and payable on demand.

NOTE  3  STOCKHOLDERS' EQUITY

           The Company was originally authorized to issue 2,000 shares of common stock at no par value. The Company issued 500 and 1,500 shares to AppleTree Investment Company, Ltd. and PageOne Business Productions, LLC, respectively.

           In 1994 management filed an amendment to the articles of incorporation with the State of Delaware, which increased the number of authorized common shares to 100,000,000, effected a 375 to 1 split of the 2000 previously issued common shares and created 8,000,000 authorized shares of preferred stock, of which the issuance, rights and other terms are to be determined by the Company's Board of Directors. In addition, the par value of the common stock was changed to $0.001 per share and the par value of the new preferred stock was set at $0.001 per share.

           In February 2000, the Company's Board of Directors approved a 2.6667 to 1 split of the 750,000 previously issued and outstanding common shares.

           The financial statements at March 31, 2000 give effect to the common stock splits, new authorized share amounts, and par values enumerated in the amended certificate of incorporation and Board of Directors resolutions.

NOTE  4  GOING CONCERN

           As reflected in the accompanying financial statements, the Company had a net loss of $35,699, a working capital deficiency of $15,689 and has not generated any revenues since it does not yet have an operating business. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

           The Company intends to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (May 9, 1997) through March 31, 2000, during the Company's development stage, the Company has a zero cash balance, and has generated a net loss of ($35,699).

FINANCIAL CONDITION AND LIQUIDITY

     The Company has a working capital deficiency of $15,689 and has an ongoing need to finance its activities. To date, the Company has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from a current stockholder, and has issued 2,000,000 shares of Common Stock for net proceeds of $20,000. Operating costs for the current period were funded by a loan from a stockholder.


PART II   OTHER INFORMATION

Item 5. Other Information

          Change in Control of Registrant.

           In March 2000, Appletree Investment Company, Ltd., sold 119,100 of its 500,000 shares of the Company's Common Stock, and PageOne Business Productions, LLC, sold 1,455,900 of its 1,500,000 shares of the Company's Common Stock. The total 1,575,000 shares sold, which amount reflects a 2.66666667 for one forward stock split effected in February 2000, represented 78.75% of the issued and outstanding shares of the Company's Common Stock. The 1,575,000 shares were sold to the following parties (collectively referred to herein as the "Control Group"), with the number of shares purchased and the percentage ownership of the outstanding shares of Common Stock of the Company for each party set forth opposite their names:

Name                          Number of Shares         Percentage
----                          ----------------         ----------
Seong Ik Jang                       740,000                37%

Jeong S. Park                       300,000                15%

SK Global America, Inc.             230,000                11.5%

British Columbia Capital            305,000                15.25%
Management, Inc.
                               -----------             ----------
Total                            1,575,000                 78.75%

           A total of $230,000 was paid for the Control Group Common Stock, of which $184,000 was paid from the personal funds of Seong Ik Jang and $46,000 was paid from the personal funds of Jeong S. Park.

           Although there is no written agreement amongst the members of the Control Group, such members may be deemed to be affiliates and members of a group.

           It is expected that the current officers and directors of the Company will resign and the Control Group will elect new directors who will appoint new officers of the Company.



Item 6. Exhibits and Reports filed on Form 8-K

       (a)      Exhibits

       Exhibit No.     Description
       ----------      -----------
           27          Financial Data Schedule


       (b)      Reports on Form 8-K

                    None.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LAKSHMI ENTERPRISES, INC.
                                        -------------------------
                                        Registrant


 May 18, 2000                      By:      /s/ Timothy Hipsher
 ------------                           --------------------------------
                                             Director

                                  EXHIBIT INDEX


Exhibit No.                Description
----------                 -----------
    27                     Financial Data Schedule