Form 10QSB
period 2000-06-30
LAKSHMI ENTERPRISES INC
filed 2001-01-05
CIK 1097364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended - June 30, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from     to

                             Commission File Number
                                     0-27837

                           LAKSHMI ENTERPRISES, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                  95-4738432
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                     110 E. 55th Street, New York, NY 10022
                    (Address of principal executive offices)

                                 (212) 906-8155
                           (Issuer's telephone number)

              4275 Executive Square Suite 1100, La Jolla, CA 92037
                                (Former address)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 21, 2000: 12,000,000 shares $ .001 par value common stock.

       Transitional Small Business Disclosure Format (check one) Yes No X

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                  PAGE
PART I.         Financial Information


    Item 1.     Financial Statements

                Unaudited Balance Sheet
                at June 30, 2000                                      3

                Unaudited Statements of
                Operations for the three months
                ended June 30, 2000 and 1999                          4

                Unaudited Statements of
                Operations for the six months
                ended June 30, 2000 and 1999                          5

                Unaudited Statement of
                Changes in Stockholders Deficiency                    6

                Unaudited Statements of Cash
                Flows for the six months ended
                June 30, 2000                                         7

                Notes to Financial Statements                         8

   Item 2.      Management's Discussion and Analysis
                or Plan of Operation                                  10

PART II.        Other Information                                     12

   Item 5.      Other Information                                     12

   Item 6.       Exhibits and Reports on Form 8-K                     12

Signatures                                                            13

PART I   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                              June 30, 2000    December 31,
                                                               (Unaudited)        1999
                                                             --------------   --------------
TOTAL ASSETS                                               $            -    $           -
------------                                                 ==============   ==============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
   Loan payable to stockholder                             $       19,189    $       7,539
                                                             --------------   --------------

STOCKHOLDERS' DEFICIENCY

   Preferred stock, $0.001 par value, 8,000,000
    shares authorized, none issued and outstanding                      -                -
   Common stock, $0.001 par value, 100,000,000
    shares authorized, 12,000,000 and 2,000,000
    issued and outstanding                                         12,000            2,000
   Additional paid-in capital                                      18,010           18,010
   Accumulated deficit during development stage                   (39,199)         (27,549)
                                                             --------------   --------------
                                                                  ( 9,189)          (7,539)
   Less stock subscriptions receivable                            (10,000)            -
                                                             --------------   --------------

TOTAL STOCKHOLDERS' DEFICIENCY                                    (19,189)          (7,539)
                                                             --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $         -       $           -
----------------------------------------------               ==============   ==============


                See accompanying notes to financial statements.

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              For the Three      For the Three
                                               Months Ended       Months Ended
                                              June 30, 2000      June 30, 1999
                                          -----------------    ---------------
REVENUES                                $            -        $           -
                                          -----------------    ---------------

EXPENSES

   Accounting fees                                  3,500              2,500
   Bank charges                                      -                    38
   Consulting fees                                   -                 8,700
   Legal fees                                        -                 7,250
   Office supplies                                   -                  -
   Rents                                             -                 1,500
   Stock transfer fee                                -                  -
                                          -----------------    ---------------

TOTAL OPERATING EXPENSES                            3,500             19,988
                                          -----------------    ---------------

NET INCOME (LOSS)                       $          (3,500)    $      (19,988)
-----------------                         =================    ===============

Net loss per common share
  - basic and diluted                   $            -        $         (.01)
                                          =================    ===============

Weighted average number of common
   shares outstanding -
   basic and diluted                           12,000,000          2,000,000
                                          =================    ===============



                 See accompanying notes and accountant's report.

                                             LAKSHMI ENTERPRISES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS (Continued)
                                                    (UNAUDITED)

                                                                                  For the Period
                                               For the Six       For the Six      From May 9, 1997
                                              Months Ended      Months Ended      (Inception) to
                                             June 30, 2000     June 30, 1999      June 30, 2000
                                           ---------------     -------------      ----------------
REVENUES                                 $          -         $            -      $           -
                                           ---------------     -------------      ----------------

EXPENSES

   Accounting fees                                 5,500               2,500              9,500
   Bank charges                                        -                  38                161
   Consulting fees                                     -               8,700             13,888
   Legal fees                                      3,000               7,250             10,250
   Office supplies                                 2,400                   -                750
   Rents                                             750               1,500              3,900
   Stock transfer fee                                  -                   -                750
                                           ---------------     ---------------    ---------------

TOTAL OPERATING EXPENSES                          11,650              19,988             39,199
                                           ---------------     ---------------    ---------------

NET INCOME (LOSS)                        $       (11,650)     $      (19,988)     $     (39,199)
-----------------                          ===============     ===============    ===============

Net loss per common share
  - basic and diluted                    $             -         $      (.01)     $        (.02)
                                           ===============     ===============    ===============

Weighted average number of common
   shares outstanding -
   basic and diluted                           8,022,099           1,477,778          2,381,720
                                           ===============     ===============    ===============



                 See accompanying notes and accountant's report.


                                             LAKSHMI ENTERPRISES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIENCY
                                                    (UNAUDITED)

                                                                               ACCUMULATED
                                                                ADDITIONAL   DEFICIT DURING       LESS
                                          COMMON STOCK           PAID-IN      DEVELOPMENT      SUBSCRIPTIONS
                                      SHARES        AMOUNT       CAPITAL        STAGE           RECEIVABLE            TOTAL
                                   ----------     ---------    -----------   --------------    -------------       -----------
Common stock issued for cash        1,000,000     $   1,000    $    (990)    $         -       $           -       $        10
                                   ----------     ---------    -----------   --------------    -------------       -----------

Balance, December 31, 1997          1,000,000         1,000         (990)              -                   -                10
                                   ----------     ---------    -----------   --------------    -------------       -----------

Balance, December 31, 1998          1,000,000         1,000         (990)              -                   -                10

Common stock issued for cash        1,000,000         1,000       19,000               -                   -            20,000

Net loss for the year ended
 December 31, 1999                          -             -            -         (27,549)                  -           (27,549)
                                   ----------     ---------    -----------   --------------    -------------       -----------
Balance, December 31, 1999          2,000,000         2,000       18,010         (27,549)                  -            (7,539)

Common stock issued for
   subscription receivable          10,000,00        10,000         -                   -            (10,000)                -

Net loss for the six months ended
  June 30, 2000                                                                   (11,650)                  -           (11,650)
                                   ----------     ---------    -----------   --------------    -------------       -----------
 BALANCE,
 ---------
  JUNE 30, 2000                    12,000,000     $  12,000    $  18,010     $   (39,199)      $     (10,000)      $   (19,189)
  ------------------               ==========     =========    ===========   ==============    =============       ===========




                 See accompanying notes and accountant's report.

                                             LAKSHMI ENTERPRISES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                              For the
                                                                                            Period From
                                                                                            May 9, 1997
                                                For the Six Months   For the Six Months    (Inception) to
                                                Ended June 30, 2000  Ended June 30, 1999    June 30, 2000
                                                -------------------  -------------------   --------------
Cash flows from operating activities
   Net loss                                     $          (11,650)  $          (19,988)   $      (39,199)
                                                -------------------  -------------------   --------------
   Net cash used in operating activities                   (11,650)             (19,988)          (39,199)
                                                -------------------  -------------------   --------------

Cash flows from financing activities
   Proceeds from issuance of common stock                        -               20,000            20,010
   Loan proceeds from principal stockholder                 11,650                    -            19,189
                                                -------------------  -------------------   --------------
   Net cash provided by financing activities                11,650               20,000            39,199
                                                -------------------  -------------------   --------------

NET INCREASE IN CASH                                             -                   12                 -

CASH AND CASH EQUIVALENTS - BEGINNING                            -                    -                 -
                                                -------------------  -------------------   --------------

CASH AND CASH EQUIVALENTS - ENDING              $                -   $               12    $            -
                                                ==================   ===================   ===============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------------------
During the six months ended June 30, 2000, the Company issued shares of its restricted common stock in exchange for subscriptions receivable totaling $10,000.




                See accompanying notes and accountant's report.

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE  1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A)  Organization and Description of Business

          Lakshmi Enterprises, Inc. (a development stage company) (the "Company") was incorporated in the State of Delaware on May 9, 1997 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination. At June 30, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and fund raising,

          The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the additional capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

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

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

NOTE  1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          (D)  Cash and Cash Equivalents

          For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

          (E)  Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense due to the Company's operating losses. The deferred tax asset of approximately $13,300 arising from the Company's net operating loss carryforward at June 30, 2000 has been fully offset by a valuation allowance.

          (F)  Earnings Per Share

          Net loss per common share for the six and three months ended June 30, 2000 and for the period from May 9, 1997 (inception) to June 30, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at June 30, 2000.

NOTE  2  LOAN PAYABLE TO PRINCIPAL STOCKHOLDER

          The loan payable to a stockholder is a non-interest-bearing loan payable to Jeong S. Park. The amount is due and payable on demand.

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2000

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

          In March 2000, the Company approved and subsequently issued 10,000,000 shares of restricted common stock to two individuals in consideration for a planned assignment to the Company of a patented internet service technology. Since the assignment of this patent has not been completed, the value of this issued stock has been shown as a subscription receivable in the stockholders deficiency section of the balance sheet.

          The financial statements at June 30, 2000 give effect to the common stock splits, new authorized share amounts, and par values enumerated in the amended certificate of incorporation and Board of Directors resolutions.

NOTE  4  GOING CONCERN

          As reflected in the accompanying financial statements, the Company had accumulated net losses of $39,199, a working capital deficiency of $19,189 and has not generated any revenues since it does not yet have an operating business. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

          The Company intends to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination. Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained in this Item 2, Management's Discussion and Analysis or Plan of Operation, contains "forward looking statements" within the meaning of Section 27A of the Securities Act 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. In light of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used herein the term "Company" refers to Lakshmi Enterprises, Inc., a Delaware corporation and its predecessors, unless the context indicates otherwise. The Company is currently a shell company whose purpose is to acquire operations through an acquisition or merger or to begin its own start-up business.

The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

RESULTS OF OPERATIONS:

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (May 9, 1997) through June 30, 2000, during the Company's development stage, the Company has a zero cash balance, and has generated a net loss of ($39,199).

FINANCIAL CONDITION AND LIQUIDITY:

The Company has total current assets of $0 and total assets of $0. The Company has a working capital deficiency of $19, 189 and has an ongoing need to finance its activities. To date, the Company has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from current stockholders. Operating costs for the current period were funded by a loan from a stockholder.


PART II  OTHER INFORMATION

ITEM 5.  Other Information

CHANGE IN CONTROL OF REGISTRANT

In March 2000, the Company issued 8,000,000 shares of restricted Common Stock, $.001 par value, to Seong Ik Jang and 2,000,000 shares of restricted Common Stock, $.001 par value, to Jeong S. Park.

In June 2000, Timothy Hipsher resigned as the sole director and officer of the Company, and Jeong S. Park has been appointed as the new sole director and officer of the Company.


CORRECTIONS TO THE FORM 10-QSB FILED FOR THE THREE MONTHS ENDED MARCH 31, 2000 (the "Previous Filing")

In the Previous Filing, the Company mistakenly reported Seong Ik Jang as the purchaser of 740,000 shares of Common Stock, $.001 par value. Only 190,000 shares of Common Stock, $.001 par value were issued to Seong Ik Jang, and the other 550,000 shares of Common Stock, $.001 par value, were issued to Kyoung Tae Seo. Furthermore, Jeong S. Park was mistakenly reported as the purchaser of 300,000 shares of Common Stock, $.001 par value, when in actuality, it was Mira Han, to whom the 300,000 shares of Common Stock, $.001 par value, were issued.


ITEM 6.  Exhibits and Reports filed on Form 8-K

(a) Exhibits

         Exhibit No.                Description
         27                         Financial Data Schedule

(b) Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Security Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 LAKSHMI ENTERPRISES, INC.
                                                 Registrant



December 21, 2000                             By:  /s/  Jeong S. Park
                                                 ------------------------------
                                                 Director