Form 10QSB
period 2000-09-30
LAKSHMI ENTERPRISES INC
filed 2001-01-05
CIK 1097364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended - September 30, 2000

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

                                TABLE OF CONTENTS

                                                                  PAGE
PART I.         Financial Information


    Item 1.     Financial Statements

                Unaudited Balance Sheet
                at September 30, 2000                               3

                Unaudited Statements of
                Operations for the three months
                ended September 30, 2000 and 1999                   4

                Unaudited Statements of
                Operations for the nine months
                ended September 30, 2000 and 1999                   5

                Unaudited Statement of
                Changes in Stockholders Deficiency                  6

                Unaudited Statements of Cash
                Flows for the nine months ended
                September 30, 2000                                  7

                Notes to Financial Statements                       8

   Item 2.      Management's Discussion and Analysis
                or Plan of Operation                                11

PART II.        Other Information                                   12

   Item 6.       Exhibits and Reports on Form 8-K                   12

Signatures                                                          13

PART I   FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                              September 30,
                                                                  2000         December 31,
                                                               (Unaudited)        1999
                                                             --------------   --------------
TOTAL ASSETS                                               $         -      $         -
------------                                                 ==============   ==============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
   Loan payable to stockholder                             $       20,689   $        7,539
                                                             --------------   --------------

STOCKHOLDERS' DEFICIENCY

   Preferred stock, $0.001 par value, 8,000,000
    shares authorized, none issued and outstanding                      -                -
   Common stock, $0.001 par value, 100,000,000
    shares authorized, 12,000,000 and 2,000,000
    issued and outstanding                                         12,000            2,000
   Additional paid-in capital                                      18,010           18,010
   Accumulated deficit during development stage                   (40,699)         (27,549)
                                                             --------------   --------------
                                                                  (10,689)          (7,539)
   Less stock subscriptions receivable                            (10,000)            -
                                                             --------------   --------------

TOTAL STOCKHOLDERS' DEFICIENCY                                    (20,689)          (7,539)
                                                             --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $         -      $         -
----------------------------------------------               ==============   ==============

                See accompanying notes to financial statements.

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             For the Three          For the Three
                                              Months Ended           Months Ended
                                           September 30, 2000     September 30, 1999
                                           -------------------    ----------------
REVENUES                                  $             -        $           -
                                            ------------------     ----------------

EXPENSES

   Accounting fees                                     1,500                1,500
   Bank charges                                         -                      61
   Consulting fees                                      -                    -
   Legal fees                                           -                   4,900
   Office supplies                                      -                    -
   Rents                                                -                    -
   Stock transfer fee                                   -                    -
                                            ------------------     ----------------

TOTAL OPERATING EXPENSES                               1,500                6,461
                                            ------------------     ----------------

NET INCOME (LOSS)                         $           (1,500)    $         (6,461)  $
-----------------
                                            ==================     ================

Net loss per common share
  - basic an diluted                      $             -        $           -      $
                                            ==================     ================

Weighted average number of common
  shares outstanding
  - basic and diluted                             12,000,000            2,000,000
                                            ==================     ================


                 See accompanying notes to financial statements


                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS (Continued)
                                   (UNAUDITED)

                                                                                     For the Period From
                                               For the Nine       For the Nine           May 9, 1997
                                               Months Ended       Months Ended         (Inception) to
                                           September 30, 2000  September 30, 1999   September 30, 2000
                                           ------------------  ------------------   ---------------------
REVENUES                                  $            -      $            -       $               -
                                            -----------------   -----------------    --------------------

EXPENSES

   Accounting fees                                    7,000               4,000                  11,000
   Bank charges                                        -                     99                     161
   Consulting fees                                     -                 13,600                  13,888
   Legal fees                                         3,000               7,250                  10,250
   Office supplies                                      750                -                        750
   Rents                                              2,400               1,500                   3,900
   Stock transfer fee                                  -                   -                        750
                                            -----------------   -----------------    --------------------

TOTAL OPERATING EXPENSES                             13,150              26,449                  40,699
                                            -----------------   -----------------    --------------------

NET INCOME (LOSS)                         $         (13,150)  $         (26,449)   $            (40,699)
-----------------
                                            =================   =================    ====================

Net loss per common share
  - basic an diluted                      $            -      $            (.02)   $               (.01)
                                            =================   =================    ====================

Weighted average number of common
  shares outstanding
  - basic and diluted                             9,362,637           1,654,412                3,114,238
                                            =================   =================    ====================

                 See accompanying notes to financial statements

                                             LAKSHMI ENTERPRISES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                    (UNAUDITED)


                                                                               ACCUMULATED
                                                                ADDITIONAL   DEFICIT DURING       LESS
                                          COMMON STOCK           PAID-IN      DEVELOPMENT      SUBSCRIPTIONS
                                      SHARES        AMOUNT       CAPITAL        STAGE           RECEIVABLE            TOTAL
                                   ----------     ---------    -----------   --------------    -------------       -----------
Common stock issued for cash        1,000,000     $   1,000    $    (990)    $         -       $           -       $        10
                                   ----------     ---------    -----------   --------------    -------------       -----------

Balance, December 31, 1997          1,000,000         1,000         (990)              -                   -                10
                                   ----------     ---------    -----------   --------------    -------------       -----------

Balance, December 31, 1998          1,000,000         1,000         (990)              -                   -                10

Common stock issued for cash        1,000,000         1,000       19,000               -                   -            20,000
Net loss for the year ended
 December 31, 1999                          -             -            -         (27,549)                  -           (27,549)
                                   ----------     ---------    -----------   --------------    -------------       -----------
Balance, December 31, 1999          2,000,000         2,000       18,010         (27,549)                  -            (7,539)

Common stock issued for
   subscription receivable          10,000,00        10,000         -                   -            (10,000)                -

Net loss for the nine months ended
  September 30, 2000                                                             (13,150)                  -           (13,150)
                                   ----------     ---------    -----------   --------------    -------------       -----------

 Balance,
 ---------
  SEPTEMBER 30, 2000               12,000,000     $  12,000    $  18,010     $   (40,699)      $     (10,000)      $   (20,689)
  ------------------               ==========     =========    ===========   ==============    =============       ===========




                 See accompanying notes to financial statements.

                                             LAKSHMI ENTERPRISES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                                            For the Period
                                                   For the Nine       For the Nine         From May 9, 1997
                                                   Months Ended       Months Ended         (Inception) to
                                                September 30, 2000  September 30, 1999   September 30, 2000
                                                ------------------  ------------------   ------------------
Cash flows from operating activities
   Net loss                                     $         (13,150)  $          (26,449)  $          (40,699)
                                                 ------------------  -------------------  -------------------
   Net cash used in operating activities                  (13,150)             (26,449)             (40,699)
                                                 ------------------  -------------------  -------------------

Cash flows from financing activities
   Proceeds from issuance of common stock                    -                  20,000               20,010
   Loan proceeds from principal stockholder                13,150                7,410               20,689
                                                 ------------------  -------------------  -------------------
   Net cash provided by financing activities               13,150               27,410               40,699
                                                 ------------------  -------------------  -------------------

NET INCREASE IN CASH                                            -                  961                    -

CASH AND CASH EQUIVALENTS - BEGINNING                           -                    -                    -
                                                 ------------------  -------------------  -------------------

CASH AND CASH EQUIVALENTS - ENDING              $               -   $              961   $                -
                                                 ==================  ===================  ===================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
----------------------------------------------------------------------
During the nine months ended September 30, 2000, the Company issued shares of its restricted common stock in exchange for subscriptions receivable totaling $10,000.

See accompanying notes to financial statements

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000


NOTE  1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          (A)  Organization and Description of Business

          Lakshmi Enterprises, Inc. (a development stage company) (the "Company") was incorporated in the State of Delaware on May 9, 1997 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination. At September 30, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and fund raising,

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

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

NOTE  1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          (D)  Cash and Cash Equivalents

          For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at time of purchase to be cash equivalents.

          (E)  Income Taxes

          The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109. "Accounting for Income Taxes" ("Statement No.109"). Under Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current income tax expense due to the Company's operating losses. The deferred tax asset of approximately $13,800 arising from the Company's net operating loss carryforward at September 30, 2000 has been fully offset by a valuation allowance.

          (F)  Earnings Per Share

          Net loss per common share for the nine and three months ended September 30, 2000 and for the period from May 9, 1997 (inception) to September 30, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at September 30, 2000.

NOTE  2  LOAN PAYABLE TO PRINCIPAL STOCKHOLDER

          The loan payable to a stockholder is a non-interest-bearing loan payable to Jeong S. Park. The amount is due and payable on demand.

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2000

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

          The financial statements at September 30, 2000 give effect to the common stock splits, new authorized share amounts, and par values enumerated in the amended certificate of incorporation and Board of Directors resolutions.

NOTE  4  GOING CONCERN

          As reflected in the accompanying financial statements, the Company had accumulated net losses of $40,699, a working capital deficiency of $20,689 and has not generated any revenues since it does not yet have an operating business. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RESULTS OF OPERATIONS:

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (May 9, 1997) through September 30, 2000, during the Company's development stage, the Company has a zero cash balance, and has generated a net loss of ($40,699).

FINANCIAL CONDITION AND LIQUIDITY:

The Company has total current assets of $0 and total assets of $0. The Company has a working capital deficiency of $20,689 and has an ongoing need to finance its activities. To date, the Company has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from current stockholders. Operating costs for the current period were funded by a loan from a stockholder.


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