Form 10QSB
period 2001-03-31
LAKSHMI ENTERPRISES INC
filed 2001-09-25
CIK 1097364

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended - March 31, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from          to

                        Commission File Number: 000-27837

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 12,000,000 shares $ .001 par value common stock.

       Transitional Small Business Disclosure Format (check one) Yes No X

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                          PAGE
PART I.        Financial Information

    Item 1.    Financial Statements                                         3

               Independent Accountant's Report                              3

               Balance Sheets as of March 31, 2001
               (Unaudited) and December 31, 2000                            4

               Unaudited  Statements  of  Operations  for the  three
               months  ended  March 31,  2001 and 2000,  and for the
               period from May 9, 1997 (Inception)
               to March 31, 2001                                            5

               Unaudited Statement of
               Changes in Stockholders Deficiency
               for the period from May 9, 1997 (Inception)
               to March 31, 2001                                            6

               Unaudited  Statements  of Cash  Flows  for the  three
               months  ended  March  31,  2001  and 2000 and for the
               period from May 9, 1997 (Inception)
               to March 31, 2001                                            7

               Notes to Financial Statements                                8

   Item 2.     Management's Discussion and Analysis
               or Plan of Operation                                         9

PART II.       Other Information                                           10

   Item 6.      Exhibits and Reports on Form 8-K                           10

Signatures                                                                 11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of:
  Lakshmi Enterprises, Inc.
  (a development stage company)

We have reviewed the accompanying balance sheet of Lakshmi Enterprises, Inc. (a development stage company) as of March 31, 2001 and the related statements of operations and cash flows for the three months then ended and for the period from May 9, 1997 (inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with accumulated operating losses of $73,670, a working capital deficiency of $53,660, and a stockholders deficiency of $53,660 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are also described in
Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.
----------------------------
WEINBERG & COMPANY, P.A.

Boca Raton, Florida
June 14, 2001

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                     ASSETS

                                                    March 31, 2001  December 31,
                                                      (Unaudited)       2000
                                                    --------------  ------------
TOTAL ASSETS                                        $         -     $      -
------------                                        ==============  ============



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Accrued expenses                                 $        5,942  $    33,519
   Loan payable to stockholder(s)                           47,718       15,689
                                                    --------------  ------------
TOTAL CURRENT LIABILITIES                                   53,660       49,208
                                                    --------------  ------------

STOCKHOLDERS' DEFICIENCY

   Preferred stock, $0.001 par value, 8,000,000
    shares authorized, none issued and outstanding            -              -
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 12,000,000 issued and outstanding           12,000       12,000
   Additional paid-in capital                               18,010       18,010
   Accumulated deficit during development stage            (73,670)     (69,218)
                                                           (43,660)     (39,208)
   Less stock subscriptions receivable                     (10,000)     (10,000)
                                                    --------------  ------------
TOTAL STOCKHOLDERS' DEFICIENCY                             (53,660)     (49,208)
                                                    --------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $         -     $      -
----------------------------------------------      ==============  ============



                 See accompanying notes to financial statements.

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                        For the Period
                                                                                       From May 9, 1997
                                       For the Three Months     For the Three Months    (Inception) to
                                       Ended March 31, 2001     Ended March 31, 2000     March 31, 2001
                                       --------------------     --------------------   ----------------
REVENUES                               $               -        $               -      $           -
                                       --------------------     --------------------   ----------------
EXPENSES

   Accounting fees                                      420                    2,000             16,331
   Bank charges                                        -                        -                   161
   Consulting fees                                     -                        -                13,888
   Legal fees                                         4,032                    3,000             36,100
   Office supplies                                     -                         750                750
   Rents                                               -                       2,400              3,900
   Stock transfer fee                                  -                        -                 2,540
                                       --------------------     --------------------   ----------------

TOTAL OPERATING EXPENSES                              4,452                    8,150             73,670
                                       --------------------     --------------------   ----------------

NET INCOME (LOSS)                      $             (4,452)    $             (8,150)  $        (73,670
-----------------                      ====================     ====================   ================

Net loss per common share -
  basic an diluted                     $               -        $               -      $           (.02)
                                       ====================     ====================   ================
Weighted average number of common
  shares outstanding -
  basic and diluted                              12,000,000                4,000,000          4,277,698
                                       ====================     ====================   ================



                 See accompanying notes to financial statements.

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
          FOR THE PERIOD FROM MAY 9, 1997 (INCEPTION) TO MARCH 31, 2001
                                   (UNAUDITED)


                                                                            ACCUMULATED
                                      COMMON STOCK           ADDITIONAL   DEFICIT DURING        LESS
                                 ---------------------         PAID-IN       DEVELOPMENT    SUBSCRIPTIONS
                                 SHARES         AMOUNT        CAPITAL         STAGE          RECEIVABLE       TOTAL
                                ---------     ---------     -----------   --------------    -------------   --------
Common stock issued for cash    1,000,000     $   1,000     $     (990)   $            -    $        (10)   $      -
                                ---------     ---------     -----------   --------------    -------------   --------

Balance, December 31, 1997      1,000,000         1,000           (990)                -             (10)          -
                                ---------     ---------     -----------   --------------    -------------   --------

Balance, December 31, 1998      1,000,000         1,000           (990)                -             (10)          -

Common stock issued for cash    1,000,000         1,000         19,000                 -              10      20,010

Net loss for the year ended
   December 31, 1999                    -             -               -          (27,549)              -     (27,549)
                                ---------     ---------     -----------   --------------    -------------   --------
Balance, December 31, 1999      2,000,000         2,000          18,010          (27,549)              -      (7,539)

Common stock issued for
   subscription receivable     10,000,000        10,000               -                -         (10,000)          -

Net loss for the year ended
   December 31, 2000                                                             (41,669)              -     (41,669)
                                ---------     ---------     -----------   --------------    -------------   --------
  Balance, December 31, 2000   12,000,000     $  12,000     $    18,010   $      (69,218)        (10,000)   $(49,208)

Net loss for the three months
  ended March 31, 2001
  (Unaudited)                          -             -               -            (4,452)              -      (4,452)
                                ---------     ---------     -----------   --------------    -------------   --------
 Balance,
  --------
   MARCH 31, 2001,
   --------------
   (UNAUDITED)                 12,000,000     $  12,000     $    18,010   $      (73,670)    $   (10,000)   $(53,660)
   ----------                  ==========     =========     ===========   ==============     ============   =========


                 See accompanying notes to financial statements.

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      For the Period
                                                   For the Three   For the Three     From May 9, 1997
                                                   Months Ended     Months Ended      (Inception) to
                                                   March 1, 2001   March 31, 2000     March 31, 2001
                                                   -------------   --------------    ---------------
Cash flows from operating activities
   Net loss                                        $     (4,452)   $       (8,150)   $       (73,671)
   Increase (decrease) in accrued expenses              (27,577)              -                5,942
                                                   -------------   --------------    ---------------
   Net cash used in operating activities                (32,029)           (8,150)           (67,728)
                                                   -------------   --------------    ---------------

Cash flows from financing activities
   Proceeds from issuance of common stock                  -                  -               20,010
   Loan proceeds from principal stockholders             32,029             8,150             47,718
                                                   -------------   --------------    ---------------
   Net cash provided by financing activities             32,029             8,150             67,728
                                                   -------------   --------------    ---------------

Net increase in cash                                       -                  -                  -

Cash and cash equivalents - Beginning                      -                  -                  -
                                                   -------------   --------------    ---------------

Cash and cash equivalents - ending                 $       -       $          -      $           -
                                                   =============   ==============    ================






                 See accompanying notes to financial statements.

                            LAKSHMI ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2001 (UNAUDITED)


NOTE  1  BASIS OF PRESENTATION

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

         For  further  information,   refer  to  the  financial  statements  and
         footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000.

NOTE 2 STOCKHOLDER PLANS

         The loans payable to stockholders are non-interest-bearing and are due are due and payable on demand. Loans payable to PageOne Business Productions, LLC., a former principal stockholder, amounts to $15,689 and loans payable to Jeong S. Park, a principal stockholder amounts to $32,029 as of March 31, 2001.

NOTE  3 GOING CONCERN

         As reflected in the accompanying financial statements, the Company had accumulated net losses of $73,670, a working capital and stockholders' deficiency of $53,660 and has not generated any revenues since it does not yet have an operating business. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RESULTS OF OPERATIONS:

The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this report. For the period since inception (May 9, 1997) through March 31, 2001, during the Company's development stage, the Company has a zero cash balance, and has accumulated a net loss of $73,670.

FINANCIAL CONDITION AND LIQUIDITY:

The Company has total current assets of $0 and total assets of $0. The Company has a working capital deficiency of $53,660 and has an ongoing need to finance its activities. To date, the Company has funded these cash requirements by offering and selling its Common Stock, in addition to cash advances from current stockholders. Operating costs for the current period were funded by a loan from a stockholder.


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

     4         Reference is made to Exhibits 3.1, 3.2 and 3.3.

-----------------------------
*  Incorporated by reference.

(b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Lakshmi Enterprises, Inc.


                                               By:/s/ Jeong S. Park
                                                  -----------------
                                                  Jeong S. Park
                                                  President and Director
Date:    September 25, 2001